Form 10KSB
period 1995-12-31
ALLMINE INC
filed 1996-10-17
CIK 932008

SECURITIES AND EXCHANGE COMMISSION
                                              WASHINGTON, D.C. 20549

                                                    FORM 10-KSB

[x] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 [Fee Required]

For the fiscal year ended December 31, 1995

[ ]     Transition Report Pursuant to Section 13 or 15(d) of the
        Securities Exchange Act of 1934 [No Fee Required]

For the transition period from                          to


Commission file number 0-24994

                                                   ALLMINE, INC.
                            (Exact name of small business issuer in its charter)


                         Nevada                                      Applied for
(State or other jurisdiction of incorporation or
organization                                                    (I.R.S. Employer
                                                            Identification No.)

  Suite 1100, West 717 Sprague Spokane, Washington                  99204
           (Address of principal executive offices)                   (Zip Code)
Registrant's telephone number, including area code:  (509) 747-6752


Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act: Common Stock, $.001 par value

           Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.
                                                      YES   X
              NO

Check if there is disclosure of delinquent filers in response to
Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in part III of this Form 10-K or any amendment to this Form 10-K. [X]

           State issuer's revenues for its most recent fiscal year: $-0-

           The aggregate market value of the voting stock held by non-affiliates of the registrant was not determinable because the common stock does not trade on any market.

           The number of shares outstanding of the issuer's classes of Common Stock as of December 31, 1995:

Common Stock, $.001 Par Value -  222,817 shares
-----------------------------------------------

                                    DOCUMENTS INCORPORATED BY REFERENCE:  NONE

Item 1.  Description of Business

Background

         Sogelec America, a Nevada corporation (the "Company") was originally incorporated in Idaho as Majestic SilverLead Mines, Inc. ("Majestic") on May 20, 1946 to exploit all thirteen (13) of its patented mining claims in Burke Canyon in Western Idaho. No significant development work has been undertaken and the Company has transferred the mining claim to a wholly-owned Nevada subsidiary, Burke Canyon Silver - Lead Mines, Inc. which as to date has not had any significant operations. By agreement, dated August 2, 1993, the Company reincorporated in Nevada on November 10, 1993 by merger into Sogelec America. The merger became effective on January 10, 1994 and effected a 1-for-60 reverse stock split and changed its name to the current name.

         The primary activity of the Company will involve seeking merger or acquisition candidates with whom it can either merge or acquire. The Company has not selected any company for acquisition or merger and does not intend to limit potential acquisition candidates to any particular field or industry, but does retain the right to limit acquisition or merger candidates, if it so chooses, to a particular field or industry. The Company's plans are in the conceptual stage only.

         The executive offices of the Company are located at Suite 1100, West 717 Sprague Spokane, Washington 99204. Its telephone number is (509) 747-6752.

Plan of Operation - General

         The Company's current plans are to seek, investigate and, if such investigation warrants, acquire an interest in one or more business opportunities presented to it by persons or firms who or which desire to seek the perceived advantages of a publicly held corporation. At this time, the Company has no plan, proposal, agreement, understanding or arrangement to acquire or merge with any specific business or company, and the Company has not identified any specific business or company for investigation and evaluation. No member of management or promotor of the Company has had any material discussions with any other company with respect to any acquisition of that company. The Company will not restrict its search to any specific business, industry or geographical location, and the Company may participate in a business venture of virtually any kind or nature. The discussion of the proposed business under this caption and throughout this Registration Statement is purposefully general and is not meant to be restrictive of the Company's virtually unlimited discretion to search for and enter into potential business opportunities.

         The Company intends to obtain funds in one or more private placements to finance the operation of any acquired business. Persons purchasing securities in these placements and other shareholders will likely not have the opportunity to participate in the decision relating to any acquisition. The Company's proposed business is sometimes referred to as a "blind pool" because any investors will entrust their investment monies to the Company's management before they have a chance to analyze any ultimate use to which their money may be put. Consequently, the Company's potential success is heavily dependent on the Company's management, which will have virtually unlimited discretion in searching for and entering into a business opportunity. The officers and directors of the Company have only limited experience in the proposed business of the Company. There can be no assurance that the Company will be able to raise any funds in private placements. In any private placement, management may purchase shares on the same terms as offered in the private placement. (See "Risk Factors" and "Management.")

         Management anticipates that it will only participate in one potential business venture. This lack of diversification should be considered a substantial risk in investing in the Company because it will not permit the Company to offset potential losses from one venture against gains from another. (See "Risk Factors.")

         The Company may seek a business opportunity with a firm which only recently commenced operations, or a developing company in need of additional funds for expansion into new products or markets, or seeking to develop a new product or service, or an established business which may be experiencing financial or operating difficulties and is in the need for additional capital which is perceived to be easier to raise by a public company. In some instances, a business opportunity may involve the acquisition or merger with a corporation which does not need substantial additional cash but which desires to establish a public trading market for its common stock. The Company may purchase assets and establish wholly owned subsidiaries in various business or purchase existing businesses as subsidiaries.

         The Company anticipates that the selection of a business opportunity in which to participate will be complex and extremely risky. Because of general economic conditions, rapid technological advances being made in some industries, and shortages of available capital, management believes that there are numerous firms seeking the benefits of a publicly traded corporation. Such perceived benefits of a publicly traded corporation may include facilitating or improving the terms on which additional equity financing may be sought, providing liquidity for the principals of a business, creating a means for providing incentive stock options or similar benefits to key employees, providing liquidity (subject to restrictions of applicable statutes) for all shareholders, and other factors. Potentially available business opportunities may occur in many different industries and at various stages of development, all of which will make the task of comparative investigation and analysis of such business opportunities extremely difficult and complex.

         As is customary in the industry, the Company may pay a finder's fee for locating an acquisition prospect. If any such fee is paid, it will be approved by the Company's Board of Directors and will be in accordance with the industry standards. Such fees are customarily between 1% and 5% of the size of the transaction, based upon a sliding scale of the amount involved. Such fees are typically in the range of 5% on a $1,000,000 transaction ratably down to 1% in a $4,000,000 transaction. Management has adopted a policy that such a finder's fee or real estate brokerage fee could, in certain circumstances, be paid to any employee, officer, director or 5% shareholder of the Company, if such person plays a material role in bringing a transaction to the Company.

         As part of any transaction, the acquired company may require that management or other stockholders of the Company sell all or a portion of their shares to the acquired company, or to the principals of the acquired company. It is anticipated that the sales price of such shares will be lower than the current market price or anticipated market price of the Company's Common Stock. The Company's funds are not expected to be used for purposes of any stock purchase from insiders. The Company shareholders will not be provided the opportunity to approve or consent to such sale. The opportunity to sell all or a portion of their shares in connection with an acquisition may influence management's decision to enter into a specific transaction. However, management believes that since the anticipated sales price will be less than market value, that the potential of a stock sale by management will not be a material factor on their decision to enter a specific transaction.

         The above description of potential sales of management stock is not based upon any corporate bylaw, shareholder or board resolution, or contract or agreement. No other payments of cash or property are expected to be received by management in connection with any acquisition.

         The Company has not formulated any policy regarding the use of consultants or outside advisors, but does not anticipate that it will use the services of such persons.

         The Company has, and will continue to have following the completion of this offering, insufficient capital with which to provide the owners of business opportunities with any significant cash or other assets. However, management believes the Company will offer owners of business opportunities the opportunity to acquire a controlling ownership interest in a public company at substantially less cost than is required to conduct an initial public offering. The owners of the business opportunities will, however, incur significant post-merger or acquisition registration costs in the event they wish to register a portion of their shares for subsequent sale. The Company will also incur significant legal and accounting costs in connection with the acquisition of a business opportunity including the costs of preparing post-effective amendments, Forms 8-K, agreements and related reports and documents nevertheless, the officers and directors of the Company have not conducted market research and are not aware of statistical data which would support the perceived benefits of a merger or acquisition transaction for the owners of a business opportunity.

         The Company does not intend to make any loans to any prospective merger or acquisition candidates or to unaffiliated third parties.

Sources of Opportunities

         The  Company  anticipates  that  business  opportunities  for  possible acquisition will be referred by various sources, including its officers and directors, professional advisers, securities broker-dealers, venture capitalists, members of the financial community, and others who may present unsolicited proposals.

         The Company will seek a potential business opportunity from all known sources, but will rely principally on personal contacts of its officers and directors as well as indirect associations between them and other business and professional people. It is not presently anticipated that the Company will engage professional firms specializing in business acquisitions or reorganizations.

         The officers and directors of the Company are currently employed in other positions and will devote only a portion of their time (not more than one hour per week) to the business affairs of the Company, until such time as an acquisition has been determined to be highly favorable, at which time, they expect to spend full time in investigating and closing any acquisition for a period of two weeks. In addition, in the face of competing demands for their time, the officers and directors may grant priority to their full-time positions rather than to the Company.

Evaluation of Opportunities

         The analysis of new business opportunities will be undertaken by or under the supervision of the officers and directors of the Company (see "Management"). Management intends to concentrate on identifying prospective business opportunities which may be brought to its attention through present associations with management. In analyzing prospective business opportunities, management will consider such matters as the available technical, financial and managerial resources; working capital and other financial requirements; history of operation, if any; prospects for the future; present and expected competition; the quality and experience of management services which may be available and the depth of that management; the potential for further research, development or exploration; specific risk factors not now foreseeable but which then may be anticipated to impact the proposed activities of the Company; the potential for growth or expansion; the potential for profit; the perceived public recognition or acceptance of products, services or trades; name identification; and other relevant factors. Officers and directors of each Company will meet personally with management and key personnel of the firm sponsoring the business opportunity as part of their investigation. To the extent possible, the Company intends to utilize written reports and personal investigation to evaluate the above factors. The Company will not acquire or merge with any company for which audited financial statements cannot be obtained.

         It may be anticipated that any opportunity in which the Company participates will present certain risks. Many of these risks cannot be adequately identified prior to selection of the specific opportunity, and the Company's shareholders must, therefore, depend on the ability of management to identify and evaluate such risk. In the case of some of the opportunities available to the Company, it may be anticipated that the promoters thereof have been unable to develop a going concern or that such business is in its development stage in that it has not generated significant revenues from its principal business activities prior to the Company's participation. There is a risk, even after the Company's participation in the activity and the related expenditure of the Company's funds, that the combined enterprises will still be unable to become a going concern or advance beyond the development stage. Many of the opportunities may involve new and untested products, processes, or market strategies which may not succeed. Such risks will be assumed by the Company and, therefore, its shareholders.

         The Company will not restrict its search for any specific kind of business, but may acquire a venture which is in its preliminary or development stage, which is already in operation, or in essentially any stage of its corporate life. It is currently impossible to predict the status of any business in which the Company may become engaged, in that such business may need additional capital, may merely desire to have its shares publicly traded, or may seek other perceived advantages which the Company may offer.

Acquisition of Opportunities

         In implementing a structure for a particular business acquisition, the Company may become a party to a merger, consolidation, reorganization, joint venture, franchise or licensing agreement with another corporation or entity. It may also purchase stock or assets of an existing business. On the consummation of a transaction, it is possible that the present management and shareholders of the Company will not be in control of the Company. In addition, a majority or all of the Company's officers and directors may, as part of the terms of the acquisition transaction, resign and be replaced by new officers and directors without a vote of the Company's shareholders.

         It is anticipated that any securities issued in any such reorganization would be issued in reliance on exemptions from registration under applicable federal and state securities laws. In some circumstances, however, as a negotiated element of this transaction, the Company may agree to register such securities either at the time the transaction is consummated, under certain conditions, or at specified time thereafter. The issuance of substantial additional securities and their potential sale into any trading market which may develop in the Company's Common Stock may have a depressive effect on such market. While the actual terms of a transaction to which the Company may be a party cannot be predicted, it may be expected that the parties to the business transaction will find it desirable to avoid the creation of a taxable event and thereby structure the acquisition in a so called "tax-free" reorganization under Sections 368(a)(1) or 351 of the Internal Revenue Code of 1986, as amended (the "Code"). In order to obtain tax-free treatment under the Code, it may be necessary for the owners of the acquired business to own 80% or more of the voting stock of the surviving entity. In such event, the shareholders of the Company would retain less than 20% of the issued and outstanding shares of the surviving entity, which could result in significant dilution in the equity of such shareholders.

         As part of the Company's investigation, officers and directors of the Company will meet personally with management and key personnel, may visit and inspect material facilities, obtain independent analysis or verification of certain information provided, check reference of management and key personnel, and take other reasonable investigative measures, to the extent of the Company's limited financial resources and management expertise.

         The manner in which each company participates in an opportunity will depend on the nature of the opportunity, the respective needs and desires of the Company and other parties, the management of the opportunity, and the relative negotiating strength of the Company and such other management.

         With respect to any mergers or acquisitions, negotiations with target company management will be expected to focus on the percentage of the Company which target company shareholders would acquire in exchange for their shareholdings in the target company. Depending upon, among other things, the target company's assets and liabilities, the Company's shareholders will in all likelihood hold a lesser percentage ownership interest in the Company following any merger or acquisition. The percentage ownership may be subject to significant reduction in the event the Company acquires a target company with substantial assets. Any merger or acquisition effected by the Company can be expected to have a significant dilutive effect on the percentage of shares held by the Company's then shareholders. (See "Risk Factors.")

         The Company will not have sufficient funds (unless it is able to raise funds in a private placement) to undertake any significant development, marketing and manufacturing of any products which may be acquired. Accordingly, following the acquisition of any such product, the Company will, in all likelihood, be required to either seek debt or equity financing or obtain funding from third parties, in exchange for which the Company would probably be required to give up a substantial portion of its interest in any acquired product.

There is no assurance that the Company will be able either to obtain additional financing or interest third parties in providing funding for the further development, marketing and manufacturing of any products acquired.

         It  is  anticipated  that  the   investigation  of  specific   business
opportunities and the negotiation, drafting and execution of relevant agreements, disclosure documents and other instruments will require substantial management time and attention and substantial costs for accountants, attorneys and others. If a decision is made not to participate in a specific business opportunity, the costs therefore incurred in the related investigation would not be recoverable. Furthermore, even if an agreement is reached for the participation in a specific business opportunity, the failure to consummate that transaction may result in the loss of the Company of the related costs incurred. The costs of the investigation and analysis of a potential acquisition will be funded by the Company's limited cash on hand or by advances from officers.

         Management believes that the Company may be able to benefit from the use of "leverage" in the acquisition of a business opportunity. Leveraging a transaction involves the acquisition of a business through incurring significant indebtedness for a large percentage of the purchase price for that business. Through a leveraged transaction, the Company would be required to use less of its available funds for acquiring the business opportunity and, therefore, could commit those funds to the operations of the business opportunity, to acquisition of other business opportunities or to other activities. The borrowing involved in a leveraged transaction will ordinarily be secured by the assets of the business opportunity to be acquired. If the business opportunity acquired is not able to generate sufficient revenues to make payments on the debt incurred by the Company to acquire that business opportunity, the lender would be able to exercise the remedies provided by law or by contract. These leveraging techniques, while reducing the amount of funds that the Company must commit to acquiring a business opportunity, may correspondingly increase the risk of loss to the Company. No assurance can be given as to the terms or the availability of financing for any acquisition by the Company. During periods when interest rates are relatively high, the benefits of leveraging are not as great as during periods of lower interest rates because the investment in the business opportunity held on a leveraged basis will only be profitable if it generates sufficient revenues to cover the related debt and other costs of the financing. Lenders from which the Company may obtain funds for purposes of a leveraged buy-out may impose restrictions on the future borrowing, distribution, and operating policies of the Company. It is not possible at this time to predict the restrictions, if any, which lenders may impose or the impact thereof on the Company.

Competition

         The Company is an insignificant participant among firms which engage in business combinations with, or financing of, development stage enterprises. There are many established management and financial consulting companies and venture capital firms which have significantly greater financial and personnel resources, technical expertise and experience than the Company. In view of the Company's limited financial resources and management availability, the Company will continue to be a significant competitive disadvantage vis-a-vis the Company's competitors.

Regulation and Taxation

         The Investment Company Act of 1940 defines an "investment company" as an issuer which is or holds itself out as being engaged primarily in the business of investing, reinvesting or trading of securities. While the Company does not intend to engage in such activities, the Company could become subject to regulation under the Investment Company Act of 1940 in the event the Company obtains or continues to hold a minority interest in a number of development stage enterprises. The Company could be expected to incur significant registration and compliance costs if required to register under the Investment Company Act of 1940. Accordingly, management will continue to review the Company's activities from time to time with a view toward reducing the likelihood the Company could be classified as an "investment company."

         The Company intends to structure a merger or acquisition in such manner as to minimize federal and state tax consequences to the Company and to any target company.

Employees

         The Company's only employees at the present time is its officer and director, who will devote as much time as the Board of Directors determine is necessary to carry out the affairs of the Company. (See "Management.")


Item 2.  Description of Property

         The Company shares a nominal amount of office space with its officer.


Item 3.  Legal Proceedings

         Not applicable.

Item 4.  Submission of Matters to a Vote of Security Holders

         Not applicable.

                                                      PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters


         (a)      Market Information

                  The Company's Common Stock has not traded on any market for the past 3 years.

         (b)      Holders

                  As of September 30, 1996, there were approximately 140 holders of Company Common Stock.

         (c)      Dividends

                  The Company has not paid any dividends on its common stock. The Company currently intends to retain any earnings for use in its business, and therefore does not anticipate paying cash dividends in the foreseeable future.

Item 6.  Management's Discussions and Analysis or Plan of Operations

         See Item 1.

Item 7.  Financial Statements and Supplementary Data

         Financial Statements

         The following financial statements are included herein:

                  Independent Auditors' Reports

                  Consolidated Balance Sheet at December 31, 1995 and 1994 Consolidated Statement of Operations for the years ended
                  December 31, 1995, 1994 and 1993 Consolidated Statement of Shareholders' Equity Consolidated Statement of Cash Flows for the years ended December 31, 1995, 1994 and 1993 Notes to Consolidated Financial Statements

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

         The Registrant's former independent accountant Michael J. Cooper, C.P.A. ("Cooper") resigned from that capacity on October 1, 1996. The report by Cooper on the financial statements of the Registrant dated January 10, 1994, including the statement of financial position as of December 31, 1993 and the statements of operations, cash flows and statement of changes in stockholders' equity for the year ended December 31, 1993 did not contain an adverse opinion or a disclaimer of opinion, or was qualified or modified as to uncertainty, audit scope or accounting principles. During the period covered by the financial statements through the date of resignation of the former accountant, there were no disagreements with the former accountant on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure.

         A letter from the former independent accountant is attached as Exhibit 16 to this Annual Report. On October 1, 1996 the Registrant engaged Williams & Webster as its new independent accountant.

                                                     PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

         The members of the Board of Directors of the Company serve until the next annual meeting of stockholders, or until their successors have been elected. The officers serve at the pleasure of the Board of Directors. Information as to the directors and executive officers of the Company is set forth below. Management does not foresee any present potential that the Company will acquire any business or company which is affiliated or associated with management nor any circumstances under which this informal arrangement by management may change. See "Conflicts of Interest."

         Terrence J. Dunne. Terrence J. Dunne, age 47, has been the Secretary/Chief Financial Officer and a
Director for the Company for more than five years.  He became president in
 December 1995.  Mr. Dunne was the
president of Majestic SilverLead Mines, Inc. until August 2, 1993 when Majestic merged with and into the Company,
with the Company being the surviving corporation. Mr. Dunne is a Certified Public Accountant and has been practicing as a sole practitioner since 1978. From 1975 to 1978, he worked for
 LeMaster & Daniels, CPAs.  From
1972 to 1975, Mr. Dunne worked for Roy Hipperson, CPA.  The Spokane County
 Auditor's Office employed Mr.
Dunne from 1970 to 1972 as an auditor. Terrence J. Dunne received a degree in Accounting, an MBA degree, and a Masters Degree in Taxation from Gonzaga University.

Conflicts of Interests

         Certain conflicts of interest now exist and will continue to exist between the Company and its officers and directors due to the fact that each has other business interests to which he devotes his primary attention. Each officer and director may continue to do so notwithstanding the fact that management time should be devoted to the business of the Company.

         The Company has not established other policies or procedures for the resolution of current or potential conflicts of interests between the Company, its officers and directors or affiliated entities because management has not been able to develop any workable policies or procedures. There can be no assurance that management will resolve all conflicts of interest in favor of the Company, and failure by management to conduct the Company's business in the Company's best interest may result in liability to the management. The officers and directors are accountable to the Company as fiduciaries, which means that they are required to exercise good faith and integrity in handling the Company's affairs. Officers and directors will be required to disclose to each company the liability of each potential acquisition. Shareholders who believe that the Company has been harmed by failure of an officer or director to appropriately resolve any conflict of interest may, subject to applicable rules of civil procedure, be able to bring a class action or derivative suit to enforce their rights and the Company's rights. Although officers and directors believe that future shareholders are impliedly consenting to management's informal method of allocating opportunities, there can be no assurance that such belief will be supported by the Nevada courts.

         The Company has no arrangement, understanding or intention to enter into any transaction for participating in any business opportunity with any officer, director, or principal shareholder or with any firm or business organization with which such persons are affiliated, whether by reason of stock ownership, position as an officer or director, or otherwise.


Item 10. Executive Compensation

         No compensation is paid or anticipated to be paid by the Company until an acquisition is made.

         On acquisition of a business opportunity, current management may resign and be replaced by persons associated with the business opportunity acquired, particularly if the Company participates in a business opportunity by effecting a reorganization, merger or consolidation. If any member of current management remains after effecting a business opportunity acquisition, that member's time commitment will likely be adjusted based on the nature and method of the acquisition and location of the business which cannot be predicted. Compensation of management will be determined by the new board of directors, and shareholders of the Company will not have the opportunity to vote on or approve such compensation.

         Compliance with Section 16

         Not Applicable.

Item 11. Security Ownership of Certain Beneficial Owners and Management

         The following table sets forth information relating to the beneficial ownership of Company Common Stock by those persons beneficially holding more than 5% of the Company capital stock, by the Company's directors and executive officers, and by all of the Company's directors and executive officers as a group, based on 222,817 shares outstanding. The addresses of Mr. Mork is in care of the Company. All persons have sole investment and voting power unless otherwise noted.

                                                                      Percentage
               Name of                           Number of       of Outstanding
             Stockholder                       Shares Owned         Common Stock

            Terrence J. Dunne                        57,852               26.0%

            Jehu Hand
            24901 Dana Point Harbor Drive
            Dana Point, California 92629             64,960               29.2%

            All executive officers and
            directors as a group
            (1 person)(1)                            57,852               26.0%



Item 12.    Certain Relationships and Related Transactions


            In August 1993, JWM Corp., a corporation affiliated with Mr. Dempsey
K. Mork, was issued 169,736 shares of common stock for advise given on structuring acquisitions in connection with the leather manufacturing company, Sogelec S.A. Whitehall Montague & Cie transferred 25,460 shares to Mr. Dunne in January 1994 for services performed as an active participant in the construction of the Company's proposed acquisitions and merger agreement.

            On December 31, 1994, the Company issued 57,852 and 122,584 shares, respectively, to Terrence J. Dunne and Dempsey K. Mork for their services as officers and directors in fiscal 1994. In addition, the Company issued 64960 shares to its legal counsel for services.

            Effective December 31, 1995 JWM Corporation and Mr. Mork cancelled all but 15,000 shares held by them.

                                                      PART IV

Item 13.    Exhibits



    Exhibit No.            Document Description

        3.                 Certificate of Incorporation and Bylaws

                           3.1.     Articles of Incorporation(1)
                           3.2      Articles of Merger(1)
                           3.3      Bylaws(1)
                           3.4      Amendment to Articles of Incorporation(2)

        16.                Letter from independent auditor(3)

(1) Incorporated by reference to such exhibits as filed with the Company's Registration Statement on Form 10-SB, file no. 0-24994.
(2)      Incorporated by reference to 1994 Annual Report.
(3)      Filed herewith.

                                                    SIGNATURES


         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this Registration Statement to be signed on its behalf by the undersigned thereunto duly authorized.


Dated:    October 14, 1996                                         ALLMINE, INC.



                                                        By:/s/ Terrence J. Dunne
                                                               Terrence J. Dunne
                                                                      President

          Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on October 14, 1996.



By:/s/ Terrence J. Dunne
   Terrence J. Dunne
   President, Secretary and Treasurer
   (principal executive, accounting and
   financial officer) and Director

Board of Directors
Allmine, Inc.
717 W. Sprague, Suite 1100
Spokane, Washington  99204


                                           INDEPENDENT AUDITOR'S REPORT

We have audited the accompanying balance sheet of Allmine, Inc. (a development stage enterprise formerly known as Sogelec America), a Nevada corporation, as of December 31, 1995 and the related statements of operations, shareholders' equity and cash flows for the year ended December 31, 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of Allmine, Inc. as of December 31, 1994 and 1993 were audited by other auditors whose report dated January 25, 1995 expressed an unqualified opinion on those statements.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and significant estimates made by management, as well as evaluating the overall financial statement presentations. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Allmine, Inc. as of December 31, 1995 and the results of its operations and cash flows for the year then ended in conformity with generally accepted accounting principles.



Williams & Webster, P.S.
Certified Public Accountants

October 8, 1996

To the Board of Directors
of Allmine, Inc.


                                           Independent Auditor's Report

I have audited the statement of financial position of Allmine, Inc. (formerly Sogelec America, a Nevada corporation in the development state) as of December 31, 1994 and 1993 and the related statements of operations, changes in stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of management. My responsibility is to express an opinion on these financial statements based on my audit.

I conducted my audit in accordance with generally accepted auditing standards. Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and significant estimates made by management, as well as evaluating the overall financial statement presentations. I believe that my audit provides a reasonable basis for my opinion.

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Allmine, Inc. as of December 31, 1994 and 1993 and the results of operations, changes in stockholders' equity and cash flows for the years then ended in conformity with generally accepted accounting principles.



Michael J. Hooper
Certified Public Accountant

Spokane, Washington
January 25, 1995




Allmine, Inc.
(A Development Stage Enterprise)                                                                      Balance Sheet
(Formerly Sogelec America)                                                               December 31, 1995 and 1994



                                                      ASSETS

                                                                            1995                1994

CURRENT ASSETS                                                       $               0   $               0

OTHER ASSETS
         Organizational expenses, net of
         accumulated amortization of $21 and $14                                    64                  71

TOTAL ASSETS                                                         $              64   $              71

                                               STOCKHOLDERS' EQUITY

STOCKHOLDERS' EQUITY
         Preferred stock, $.001 par value, 10,000,000
          shares authorized, no shares issued or outstanding
         Common stock, $.001 par value,  50,000,000 shares  authorized,  222,817 issued and  outstanding at December 31, 1995 and 500,000 shares issued and outstanding
          at December 31, 1994                                       $             223   $             500
         Additional paid-in capital                                             26,284              24,519
         Accumulated deficit during the development
          stage                                                               (26,443)            (24,948)
          Total Stockholders' Equity                                                64                  71

TOTAL STOCKHOLDERS' EQUITY                                           $              64   $              71




















                     The accompanying notes are an integral part of these financial statements

                                                                        Statement of Operations For the Years Ended
Allmine, Inc.                                                                  December 31, 1995, 1994 and 1993 and
(A Development Stage Enterprise)                                                    From Inception (August 2, 1993)
(Formerly Sogelec America)                                                                Through December 31, 1995

                                                                                                     Inception
                                                                                                      Through
                                                                                                   December 31,
                                                   1995                1994            1993            1994

REVENUE                                      $               0   $             0   $             0   $           0
GENERAL AND ADMINISTRATIVE
         EXPENSES                                        1,495            24,771               177          26,443
NET (LOSS)                                             (1,495)          (24,771)             (177)        (26,443)
NET (LOSS) PER SHARE                                       NIL           (.0898)             (NIL)         (.0855)

WEIGHTED AVERAGE NUMBER OF
 SHARES OUTSTANDING                                    407,606          275, 054           205,098         309,397




































                     The accompanying notes are an integral part of these financial statements



Allmine, Inc.                                                                            Statement of Shareholders'
(A Development Stage Enterprise)                                            From Inception (August 2, 1993) Through
(Formerly Sogelec America)                                                                        December 31, 1995


                                                                                            Deficit
                                                                                          Accumulated
                                                                               Additional During the
                                                            Common StockPaid-InDevelopment
                                                         Shares       Amount     Capital     Stage         Total

Common stock issued for consulting
  service at $.001 per share                               169,736 $     170                           $       170

Common stock issued for merger with Majestic Silver-Lead Mines, Inc.
  at $.001 per share (Note 1)                               84,868        85                                    85

Net (Loss)                                                                                       (177) (177)

Balances at December 31, 1993                              254,604       255                     (177)78

Common stock issued for consulting and
  legal services at $.101 per share                        245,396       245  $    24,519                   24,764

Net (Loss)                                                                                    (24,771)    (24,771)
Balances at December 31, 1994                              500,000 $     500  $    24,519  $  (24,948)         71

Cancellation of shares returned
  to corporation by former
  corporate officer                                      (277,320) (277)              277  -           -

Additional paid-in capital
  from corporate shareholder                                     -         -        1,488            -       1,488

Common stock issued for
  remaining fractional shares
  in merger with Majestic                                      137         -            -            -           -

Net (loss)                                                       -         -            -      (1,495)      (1,495)
Balances at December 31, 1995                          $   222,817 $     223  $    26,284  $    26,443 $        64













                     The accompanying notes are an integral part of these financial statement

                                                                        Statement of Cash Flows For the Years Ended
Allmine, Inc.                                                                  December 31, 1995, 1994 and 1993 and
(A Development Stage Enterprise)                                                    From Inception (August 2, 1993)
(Formerly Sogelec America)                                                                Through December 31, 1995

                                                                                                     Inception
                                                                                                      Through
                                                                                                   December 31,
                                                   1995                1994            1993            1994

CASH FLOWS FROM OPERATING ACTIVITIES
         Net (Loss)                                    (1,495)          (24,771)             (177)        (26,443)
          Add (deduct) items not requiring
           the use of cash
           Amortization                                      7                 7                 7              21
          Common stock issued for consulting
           and legal services                                -            24,764               170          24,934
          Net Cash Provided (Used) by
           Operating Activities                        (1,488)                 0                 0         (1,488)

CASH FLOWS FROM INVESTING ACTIVITIES                         0                 0                 0               0
         Additional paid-in capital from
          shareholders                                   1,488                 0                 0           1,488
         Net Cash Provided (used)
          by Financing Activities                        1,488                 0                 0           1,488

CASH FLOWS FROM FINANCING ACTIVITIES                         0                 0                 0               0

NET INCREASE IN CASH                                         0                 0                 0               0

CASH AT BEGINNING OF PERIOD                                  0                 0                 0               0

CASH AT END OF PERIOD                        $               0   $             0   $             0   $           0

SUPPLEMENTAL NON-CASH FINANCING ACTIVITY
         Issuance of Common stock for consulting
          and legal services                 $               0   $        24,764   $           170   $      24,934
         Issuance of common stock
           for merger                        $               0   $                 $            85   $          85














                     The accompanying notes are an integral part of these financial statements

Allmine, Inc.
(A Development Stage Enterprise)(Formerly Sogelec America)
  Notes to Financial Statements


NOTE 1 - ORGANIZATION

         Allmine, Inc. (the "Company") was incorporated in the State of Idaho on May 230, 19946, under the name of Majestic Silver Lead Mines, inc. ("Majestic") for the purpose of exploring and developing mining property in the State of Idaho. From the late 1940's through the early 1980's, Majestic pursued sporadic explanatory efforts on thirteen patented mining claims in Shoshone County, Idaho. In October 1947 the Company completed a public offering of its securities under Regulation A of the Securities Act of 1933, through the Securities and Exchange Commission's regional office in Seattle. The common stock of the Company had been traded intermittently throughout the history of Majestic, on the over the counter market. Under Majestic's original articles of incorporation, there were 3,500,000 shares of common stock authorized. On May 19, 1969 the shareholders voted to amend the articles of incorporation, increasing the amount of authorized shares to 7,000,000. Since 1981, Majestic has been inactive and during 1994 the thirteen patented mining claims were transferred to Burke Canyon Silver Lead Mines, Inc., a Nevada corporation. Burke Canyon was incorporated in the State of Nevada on November 19, 1993, for the sole purpose of owning these thirteen patented mining claims. Shareholders of Majestic own one share of Burke Canyon for every share they previously held in Majestic.

         By an agreement dated August 2, 1993, Majestic reincorporated in the State of Nevada on November 10, 1993 by merger into Sogelec America ("Sogelec"). At the time of the merger, Majestic had 5,092,076 shares issued and outstanding. To effect a 1-for-60 reverse stock split, the shareholders of Majestic were issued 84,868 shares of Sogelec common stock.

         In September 1993, Sogelec signed a letter of intent to merge with Sogelec S.A., a Belgium corporation. Although an agreement in principle was reached, the Belgium company did not perform, and the merger was never consummated, and was rescinded.

         On December 16, 1994 the shareholders of Sogelec voted to change the name of the Company to Allmine, Inc.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         Organization costs are amortized over sixty months on a straight line basis.

         Earnings (loss) per share are calculated on the weighted average of shares outstanding

         The Company had no revenues and is considered to be in the development stage.

NOTE 3 - INCOME TAXES

Allmine, Inc.
(A Development Stage Enterprise)
(Formerly Sogelec America)                        Notes to Financial Statements



         The Company has not filed tax returns for 1993 or 1994 or 1995. A deferred tax asset has not been recorded for the net operating loss carryover benefits which exceed $26,000 because it is uncertain if such a tax benefit would ever be realized. This net operating loss carryover will begin to expire in the year 2008.

NOTE 4 - CANCELLATION OF SHARES

         During 1995 Mr. Dempsey Mork resigned his position as president of Allmine, Inc. In a related transaction, Mr. Mork surrendered 277,320 of his shares in Allmine, Inc., which were then cancelled by the Company.