Form 10QSB
period 1996-03-31
ALLMINE INC
filed 1996-10-17
CIK 932008

SECURITIES AND EXCHANGE COMMISSION

                                             WASHINGTON, D.C. 20549
                                                    FORM 10-QSB


                                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                                     OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended                                         Commission File Number
March 31, 1996                                                           0-24994


                                                  ALLMINE, INC.
                          (Exact Name of Registrant as specified in its Charter)



            Nevada                                               applied for
(State or other Jurisdiction of                          I.R.S. Employer Identi-
Incorporation or Organization                                     fication No.)

 Suite 1100, West 717 Sprague, Spokane, Washington                       99204
(Address of Principal Executive Offices)                              (Zip Code)

                                                 (509) 747-6752
                            (Registrant's Telephone Number, including Area Code)




         Indicate by check mark whether the Registrant (i) has filed all reports required to be filed by Section 13, or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (of for such shorter period that the Registrant was required to file such reports) and (ii) has been subject to such filing requirements for the past 90 days.

                                           Yes   X           No

         Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date.

Common Stock, $.001 par value                                           222,817
----------------------------------                          --------------------
Title of Class                                      Number of Shares outstanding
                                                               at March 31, 1996

No Exhibits included.


                                  ALLMINE, INC.
                      (A Company in the Development Stage)

                                 BALANCE SHEETS


                                     ASSETS

                                                                                         December 31,         September 30,
                                                                                             1995                 1996

CURRENT ASSETS                                                                         $            --       $           --

OTHER ASSETS - Organization costs, net of
    accumulated amortization                                                                        64                   62
                                                                                       $            64       $           62


                LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)

CURRENT LIABILITIES                                                                    $            --       $           --

STOCKHOLDERS' EQUITY
    Preferred Stock, $.001 par value,  10,000,000 shares  authorized,  no shares outstanding Common stock - authorized 50,000,000 shares $.001 par value,
    issued and outstanding 222,817 shares                                                          223                  223
    Additional paid in capital                                                                  26,284               26,284
    Deficit accumulated during development stage                                              (26,443)             (26,445)

    TOTAL STOCKHOLDERS' EQUITY (DEFICIENCY)                                                         64                   62
                                                                                       $            64       $           62

                                 See accompanying Notes to Financial Statements



                                  ALLMINE, INC.
                      (A Company in the Development Stage)

                            STATEMENTS OF OPERATIONS



                                                                                                                       CUMULATIVE
                                                                                                                     FROM INCEPTION
                                                            FOR THE THREE                FOR THE THREE              (AUGUST 2, 1993)
                                                            MONTHS ENDED                 MONTHS ENDED                      TO
                                                           MARCH 31, 1995               MARCH 31, 1996               MARCH 31, 1996
                                                           --------------               --------------               --------------


REVENUES                                                     $      -0-                   $       -0-                  $       -0-

COSTS AND EXPENSES                                                    2                             2                 $     26,445

NET LOSS ACCUMULATED DURING
 THE DEVELOPMENT STAGE                                       $      (2)                   $       (2)                  $  (26,445)


WEIGHTED AVERAGE NUMBER
 OF SHARES OUTSTANDING                                          500,000                       222,817


LOSS PER COMMON SHARE                                        $      nil                   $       nil


                                 See accompanying Notes to Financial Statements




                                  ALLMINE, INC.
                      (A Company in the Development Stage)

                            STATEMENTS OF CASH FLOWS



                                                                                        FOR THE THREE             FOR THE THREE
                                                                                        MONTHS ENDED              MONTHS ENDED
                                                                                       March 31, 1995            March 31, 1996
                                                                                       --------------            --------------


  Net Loss                                                                                   (2)                         (2)

  Adjustments - Amortization                                                                   2                           2

    CASH USED BY OPERATING ACTIVITIES                                                        -0-                         -0-
INCREASE IN CASH                                                                             -0-                         -0-

CASH BALANCE - BEGINNING                                                                     -0-                         -0-
CASH BALANCE - ENDING                                                                $       -0-                 $       -0-


                                 See accompanying Notes to Financial Statements

                                                   ALLMINE, INC.
                                       (A Company in the Development Stage)

                                      NOTES TO CONDENSED FINANCIAL STATEMENTS
                                                    (UNAUDITED)
                                                  March 31, 1996


1.       Comments

         The accompanying financial statements are unaudited, but in the opinion of the management of the Company, contain all adjustments, consisting of only normal recurring accruals, necessary to present fairly the financial position at March 31, 1996, the results of operations for the three months ended March 31, 1995 and 1996, and the cash flows for the three months ended March 31, 1995 and 1996. Certain information and footnote disclosures normally included in financial statements that have been prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission, although management of the Company believes that the disclosures in these financial statements are adequate to make the information presented therein not misleading. For further information, refer to the financial statements and footnotes thereto for the fiscal year ended December 31, 1995 included in the Company's Form 10-K.

         The results of operations for the three months ended March 31, 1996, are not necessarily indicative of the results of operations to be expected for the full fiscal year ending December 31, 1996.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL
         CONDITION

         The Company has not commenced operations and has no working capital.

                                            PART II.  OTHER INFORMATION

Item 1.  LEGAL PROCEEDINGS
                 None

Item 2.  CHANGES IN SECURITIES
                 None

Item 3.  DEFAULTS UPON SENIOR SECURITIES
                 None

Item 4.  SUBMISSION OF MATTER TO A VOTE OF SECURITY HOLDERS
                 See Item 2.

Item 5.  OTHER INFORMATION
                 None

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K
                 None

                                                    SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date:     August 31, 1996                           By:   /s/ Terrence J. Dunne
          --------------------------                    ----------------------
                                                              Terrence J. Dunne
                                    Secretary/Treasurer (chief financial officer
                             and accounting officer and duly authorized officer)