Form 10QSB
period 1996-06-30
ALLMINE INC
filed 1996-10-17
CIK 932008

SECURITIES AND EXCHANGE COMMISSION

                                             WASHINGTON, D.C. 20549
                                                    FORM 10-QSB


                                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                                     OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended                                         Commission File Number
June 30, 1996                                                            0-24994


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

                                           Yes   X           No

         Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date.

Common Stock, $.001 par value                                          222,817
----------------------------------                        --------------------
Title of Class                                     Number of Shares outstanding
                                                               at June 30, 1996

No Exhibits included.



                                  ALLMINE, INC.
                      (A Company in the Development Stage)

                                 BALANCE SHEETS


                                     ASSETS

                                                                                         December 31,         September 30,
                                                                                             1995                 1996

CURRENT ASSETS                                                                         $            --       $           --

OTHER ASSETS - Organization costs, net of
    accumulated amortization                                                                        64                   60
                                                                                       $            64       $           60



                LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)

CURRENT LIABILITIES                                                                    $            --       $           --

STOCKHOLDERS' EQUITY
    Preferred Stock, $.001 par value,  10,000,000 shares  authorized,  no shares outstanding Common stock - authorized 50,000,000 shares $.001 par value,
    issued and outstanding 222,817 shares                                                          223                  223
    Additional paid in capital                                                                  26,284               26,284
    Deficit accumulated during development stage                                              (26,443)             (26,443)

    TOTAL STOCKHOLDERS' EQUITY (DEFICIENCY)                                                         64                   60


                                                                                       $            64       $           60

                                 See accompanying Notes to Financial Statements



                                  ALLMINE, INC.
                      (A Company in the Development Stage)

                            STATEMENTS OF OPERATIONS



                                                                                                                       CUMULATIVE
                                                                                                                     FROM INCEPTION
                                            FOR THE SIX        FOR THE SIX       FOR THE THREE     FOR THE THREE    (AUGUST 2, 1993)
                                           MONTHS ENDED       MONTHS ENDED       MONTHS ENDED      MONTHS ENDED            TO
                                           JUNE 30, 1995      JUNE 30, 1996      JUNE 30, 1995     JUNE 30, 1996      JUNE 30, 1996


REVENUES                                     $                  $                 $       -0-        $       -0-       $       -0-

COSTS AND EXPENSES                                     4                  4                 2                  2       $    26,284

NET LOSS ACCUMULATED DURING
 THE DEVELOPMENT STAGE                       $       (4)        $       (4)       $       (2)        $       (2)       $  (26,284)


WEIGHTED AVERAGE NUMBER
 OF SHARES OUTSTANDING                           500,000            222,817           500,000            222,817


LOSS PER COMMON SHARE                        $       nil        $       nil       $       nil        $       nil


                                 See accompanying Notes to Financial Statements


                                  ALLMINE, INC.
                      (A Company in the Development Stage)

                            STATEMENTS OF CASH FLOWS



                                                        FOR THE SIX         FOR THE SIX        FOR THE THREE      FOR THE THREE
                                                       MONTHS ENDED        MONTHS ENDED        MONTHS ENDED       MONTHS ENDED
                                                       June 30, 1995       June 30, 1996       June 30, 1995      June 30, 1996

Cash Flows From Operating Activities

  Net Loss                                                      (4)                (4)                 (2)                 (2)

  Adjustments - Amortization                                      4                  4                   2                   2

    CASH USED BY OPERATING ACTIVITIES                           -0-                -0-                 -0-                 -0-
INCREASE IN CASH                                                -0-                -0-                 -0-                 -0-

CASH BALANCE - BEGINNING                                        -0-                -0-                 -0-                 -0-
CASH BALANCE - ENDING                                   $       -0-        $       -0-         $       -0-         $       -0-


                                 See accompanying Notes to Financial Statements

                                                   ALLMINE, INC.
                                       (A Company in the Development Stage)

                                      NOTES TO CONDENSED FINANCIAL STATEMENTS
                                                    (UNAUDITED)
                                                   June 30, 1996


1.       Comments

         The accompanying financial statements are unaudited, but in the opinion of the management of the Company, contain all adjustments, consisting of only normal recurring accruals, necessary to present fairly the financial position at June 30, 1996, the results of operations for the three and six months ended June 30, 1995 and 1996, and the cash flows for the three and six months ended June 30, 1995 and 1996. Certain information and footnote disclosures normally included in financial statements that have been prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission, although management of the Company believes that the disclosures in these financial statements are adequate to make the information presented therein not misleading. For further information, refer to the financial statements and footnotes thereto for the fiscal year ended December 31, 1995 included in the Company's Form 10-K.

         The results of operations for the three and six months ended June 30, 1996, are not necessarily indicative of the results of operations to be expected for the full fiscal year ending December 31, 1996.

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


Date:     August 31, 1996                            By:   /s/ Terrence J. Dunne
          --------------------------                      ----------------------
                                                              Terrence J. Dunne
                                    Secretary/Treasurer (chief financial officer
                                  ccounting officer and duly authorized officer)