Form 10QSB
period 1996-09-30
ALLMINE INC
filed 1996-10-17
CIK 932008

SECURITIES AND EXCHANGE COMMISSION

                                             WASHINGTON, D.C. 20549
                                                   FORM 10-QSB


[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934
         For the quarterly period ended September 30, 1996

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the transition period from __________________ to __________________

         Commission File Number 0-24994


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

                                           Yes   X           No

         Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date.

Common Stock, $.001 par value                                            222,817
----------------------------------                          --------------------
Title of Class                                     Number of Shares outstanding
                                                           at September 30, 1996

No Exhibits included.



                                  ALLMINE, INC.
                      (A Company in the Development Stage)

                                 BALANCE SHEETS


                                     ASSETS


                                                                                         December 31,         September 30,
                                                                                             1995                 1996

CURRENT ASSETS                                                                         $            --       $           --

OTHER ASSETS - Organization costs, net of
    accumulated amortization                                                                        64                   58

                                                                                       $            64       $           58




                LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)

CURRENT LIABILITIES                                                                    $            --       $           --

STOCKHOLDERS' EQUITY
    Preferred Stock, $.001 par value,  10,000,000 shares  authorized,  no shares outstanding Common stock - authorized 50,000,000 shares $.001 par value,
    issued and outstanding 222,817 shares                                                          223                  223
    Additional paid in capital                                                                  26,284               26,284
    Deficit accumulated during development stage                                              (26,443)             (26,449)

    TOTAL STOCKHOLDERS' EQUITY (DEFICIENCY)                                                         64                   58
                                                                                       $            64       $           58

                                 See accompanying Notes to Financial Statements




                                  ALLMINE, INC.
                      (A Company in the Development Stage)

                            STATEMENTS OF OPERATIONS



                                                                                                                       CUMULATIVE
                                           FOR THE NINE       FOR THE NINE       FOR THE THREE     FOR THE THREE     FROM INCEPTION
                                           MONTHS ENDED       MONTHS ENDED       MONTHS ENDED      MONTHS ENDED     (AUGUST 2, 1993)
                                           SEPTEMBER 30,      SEPTEMBER 30,      SEPTEMBER 30,     SEPTEMBER 30,           TO
                                               1995               1996               1995              1996           JUNE 30, 1996
                                               ----               ----               ----              ----           -------------


REVENUES                                     $                  $                 $       -0-        $       -0-       $       -0-

COSTS AND EXPENSES                                     6                  6                 2                  2       $    26,286

NET LOSS ACCUMULATED DURING
 THE DEVELOPMENT STAGE                       $       (6)        $       (6)       $       (2)        $       (2)       $  (26,286)


WEIGHTED AVERAGE NUMBER
 OF SHARES OUTSTANDING                           500,000            222,817           500,000            222,817


LOSS PER COMMON SHARE                        $       nil        $       nil       $       nil        $       nil


                                 See accompanying Notes to Financial Statements


                                  ALLMINE, INC.
                      (A Company in the Development Stage)

                            STATEMENTS OF CASH FLOWS



                                                       FOR THE NINE        FOR THE NINE        FOR THE THREE      FOR THE THREE
                                                       MONTHS ENDED        MONTHS ENDED        MONTHS ENDED       MONTHS ENDED
                                                       SEPTEMBER 30,       SEPTEMBER 30,       SEPTEMBER 30,      SEPTEMBER 30,
                                                           1995                1996                1995               1996
                                                           ----                ----                ----               ----

Cash Flows From Operating Activities

  Net Loss                                                      (6)                (6)                 (2)                 (2)

  Adjustments - Amortization                                      6                  6                   2                   2

    CASH USED BY OPERATING ACTIVITIES                           -0-                -0-                 -0-                 -0-
INCREASE IN CASH                                                -0-                -0-                 -0-                 -0-

CASH BALANCE - BEGINNING                                        -0-                -0-                 -0-                 -0-
CASH BALANCE - ENDING                                   $       -0-        $       -0-         $       -0-         $       -0-


                                 See accompanying Notes to Financial Statements

                                                   ALLMINE, INC.
                                       (A Company in the Development Stage)

                                      NOTES TO CONDENSED FINANCIAL STATEMENTS
                                                    (UNAUDITED)
                                                September 30, 1996


1.       Comments

         The accompanying financial statements are unaudited, but in the opinion of the management of the Company, contain all adjustments, consisting of only normal recurring accruals, necessary to present fairly the financial position at September 30, 1996, the results of operations for the three and nine months ended September 30, 1995 and 1996, and the cash flows for the three and nine months ended September 30, 1995 and 1996. Certain information and footnote disclosures normally included in financial statements that have been prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission, although management of the Company believes that the disclosures in these financial statements are adequate to make the information presented therein not misleading. For further information, refer to the financial statements and footnotes thereto for the fiscal year ended December 31, 1995 included in the Company's Form 10-K.

         The results of operations for the three and nine months ended September 30, 1996, are not necessarily indicative of the results of operations to be expected for the full fiscal year ending December 31, 1996.

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


Date:     October 1, 1996                            By:   /s/ Terrence J. Dunne
          --------------------------                      ----------------------
                                                               Terrence J. Dunne
                                    Secretary/Treasurer (chief financial officer
                             and accounting officer and duly authorized officer)